Form 10-K
period 2004-12-31
MERRILL LYNCH DEPOSITOR INC PPLUS TRUST SERIES TWC-1
filed 2005-03-29
CIK 1280962

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------


                                    FORM 10-K

                                  ANNUAL REPORT

                       Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                       ----------------------------------


           For the fiscal year ended:           Commission file number:
              December 31, 2004                          001-32018

                          MERRILL LYNCH DEPOSITOR, INC.
                     (ON BEHALF OF PPLUS TRUST SERIES TWC-1)
             (Exact name of registrant as specified in its charter)

                     DELAWARE                        13-3891329
                  (State or other                (I. R. S. Employer
                  jurisdiction of                Identification No.)
                  incorporation)




              WORLD FINANCIAL CENTER,                   10080
                NEW YORK, NEW YORK                   (Zip Code)
               (Address of principal
                executive offices)

                       ----------------------------------


       Registrant's telephone number, including area code: (212) 449-1000

Securities registered pursuant to Section 12(b) of the Act:

PPLUS Trust Certificates Series TWC-1 listed on The New York Stock Exchange.

Securities registered pursuant to Section 12(g) of the Act:

Not Applicable.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                 Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Not Applicable.

Indicate the number of shares outstanding for each of the registrant's class of common stock, as of the latest practicable date.

Not Applicable.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.



         PART I

         ITEM 1.           BUSINESS

                           For information with respect to the underlying securities held by PPLUS Trust Series TWC-1, please refer to Time Warner Inc.'s (Commission file number 001-15062) periodic reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and other information on file with the Securities and Exchange Commission (the "SEC"). You can read and copy these reports and other information at the public reference facilities maintained by the SEC at Room 1024, 450 Fifth Street, NW, Washington, D.C. 20549. You may obtain copies of this material for a fee by writing to the SEC's Public Reference Section of the SEC at 450 Fifth Street, NW, Washington, D.C. 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access some of this information electronically by means of the SEC's website on the Internet at http://www.sec.gov, which contains reports, proxy and information statements and other information that the underlying securities guarantors and the underlying securities issuer has filed electronically with the SEC.

                           Although we have no reason to believe the information concerning the underlying guarantees and underlying securities or the underlying securities guarantors and the underlying securities issuer contained in the underlying securities guarantors' Exchange Act reports is not reliable, neither the depositor nor the trustee participated in the preparation of such documents or made any due diligence inquiry with respect to the information provided therein. No investigation with respect to the underlying securities guarantors and underlying securities issuer (including, without limitation, no investigation as to their respective financial condition or creditworthiness) or of the underlying securities has been made. You should obtain and evaluate the same information concerning the underlying securities issuer and the underlying securities guarantors as you would obtain and evaluate if your investment were directly in the underlying securities, underlying guarantees or in other securities issued by the underlying securities issuer or the underlying securities guarantors. There can be no assurance that events affecting the underlying securities and underlying guarantees or the underlying securities issuer and underlying securities guarantors have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.

                           PPLUS Trust Series TWC-1 was established on February 27, 2004 pursuant to the PPLUS Trust Certificates Series TWC-1 Series Supplement dated February 27, 2004 as attached as an exhibit to the Registrant's current report on Form 8-A filed with the Securities and Exchange Commission on February 27, 2004.

         ITEM 2.           PROPERTIES

                           None.

         ITEM 3.           LEGAL PROCEEDINGS

                           None.

         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           None.

         PART II

         ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

                           The Trust Certificates issued by PPLUS Trust Series TWC-1 are represented by one or more physical certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company. The Trust Certificates are listed on the New York Stock Exchange.

         ITEM 6.           SELECTED FINANCIAL DATA

                           Not Applicable.

         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           Not Applicable.

         ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                           RISK

                           Not Applicable.

         ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           Not Applicable.

         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                           None.

         ITEM 9A.          CONTROLS AND PROCEDURES

                           The Registrant has procedures so as to provide reasonable assurance that its future Exchange Act filings will be filed within the applicable time periods.

         ITEM 9B.          OTHER INFORMATION

                           None.

         PART III

         ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                           Not Applicable.

         ITEM 11.          EXECUTIVE COMPENSATION

                           Not Applicable.

         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                           (a)    Securities Authorized For Issuance Under
                                  Equity Compensation Plans: None.
                           (b)    Security Ownership Of Certain Beneficial
                                  Owners: None.
                           (c)    Security Ownership Of Management: Not
                                  Applicable.
                           (d)    Changes In Control: None.

         ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                           None.

         ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

                           Not Applicable.

         PART IV

         ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

                           (a)(1) Financial Statements: Not Applicable

                           (a)(2) Financial Statement Schedules: Not Applicable

                           (a)(3) List of Exhibits

                           The following exhibits are filed as part of, and incorporated by reference into, this Annual Report on Form 10-K:

                                  31.1   Certification of President of
                                         Registrant dated March 29, 2005,
                                         pursuant to Rules 13a-14 and 15d-14
                                         under the Securities Exchange Act of
                                         1934, as adopted pursuant to Section
                                         302 of the Sarbanes-Oxley Act of 2002,
                                         with respect to the Registrant's Annual
                                         Report on Form 10-K for the year ended
                                         December 31, 2004.

                                  99.1 Trustee's Annual Compliance Certificate dated March 24, 2005.

                                  99.2.  Report of Deloitte & Touche LLP,
                                         Independent Registered Public
                                         Accounting Firm dated March 25, 2005,
                                         Registrant's Assertion on Compliance
                                         with PPLUS Minimum Servicing Standards
                                         dated March 25, 2005 and PPLUS Minimum
                                         Standards.

                                  99.3   Report of Ernst & Young LLP,
                                         Independent Registered Public
                                         Accounting Firm dated March 14,
                                         2005, The Bank of New York's
                                         Assertion on Compliance with PPLUS
                                         Minimum Servicing Standards dated
                                         March 14, 2005 and PPLUS Minimum
                                         Servicing Standards.

                           (b)    Exhibits

                                  The Registrant hereby files as part of this Annual Report on Form 10-K the exhibits listed in Item 15(a)(3) set forth above.

                           (c)    Financial Statement Schedules

                                  Not applicable.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                            MERRILL LYNCH DEPOSITOR, INC.

Date: March 29, 2005                        By: /s/ Stephan Kuppenheimer
                                               -------------------------------
                                                 Name:  Stephan Kuppenheimer
                                                 Title: President